Form 10-K
period 1996-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUSTS TEX LA 1988-T1
filed 1997-03-31
CIK 829547

		       SECURITIES AND EXCHANGE COMMISSION
			      Washington, D.C. 20549
			       ____________________

  x           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
		      THE SECURITIES EXCHANGE ACT OF 1934

		 For the fiscal year ended December 31, 1996

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

		  2201 Cooperative Way, Herndon, VA 20171-3025
		    (Address of principal executive offices)
	(Registrant's telephone number, including area code, is 703-709-6700)

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

	b) As of March 28, 1997 there was one holder of certificates representing ownership of the beneficial interest in the Trust.


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

			None.

Part IV

Item 14.        Exhibits, Financial Statement Schedules and Reports
			on Form 8-K

	a)      The following documents are filed as part of this report:

			1.      Financial Statements
				Report of Independent Public Accountants
				Statement of Assets and Liabilities as of
					December 31, 1996 and 1995
				Statement of Income and Expenses, for the
				Years Ended December 31, 1996, 1995 and 1994
				Statement of Cash Flows, for the Years Ended
					December 31, 1996, 1995 and 1994
				Notes to Financial Statements

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

				10.1            Loan Agreement (incorporated
						by reference to Exhibit 10.1
						to Registration Statement on
						Form S-1 [No. 33-20166]).

				10.2            Loan Guarantee and Servicing
						Agreement (incorporated by
						reference to Exhibit 10.2 to
						Registration Statement on Form
						S-1 [No. 33-20166]).

		b)      Form 8-K dated December 17, 1996.
			Semi-annual Report to Certificateholders dated December
			15, 1996.

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

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 28th day of March, 1997.


	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (TEX-LA) 1988 T-1

			By:     NATIONAL RURAL UTILITIES COOPERATIVE
				FINANCE CORPORATION as Servicer

				By:     /s/ Sheldon C. Petersen
					Sheldon C. Petersen, Governor and
					   Chief Executive Officer

			RURAL ELECTRIC COOPERATIVE GRANTOR
			       TRUST (TEX-LA) 1988-T1


		FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995,
	       AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
			   TOGETHER WITH AUDITORS' REPORT

	Report of Independent Public Accountants



To the Trustee of
Rural Electric Cooperative Grantor Trust
	(Tex-La) 1988-T1, and

To the Board of Directors of
National Rural Utilities Cooperative
	Finance Corporation:


We have audited the accompanying statements of assets and liabilities of Rural Electric Cooperative Grantor Trust (Tex-La) 1988-T1 as of December 31, 1996 and 1995, and the related statements of income and expenses and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (Tex-La) 1988-T1 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



March 24, 1997
Washington, D. C.

       RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (TEX-LA) 1988-T1

		  STATEMENTS OF ASSETS AND LIABILITIES

		     AS OF DECEMBER 31, 1996 AND 1995

    _____________________________________________________________________


					 1996                 1995

ASSETS

Interest Receivable                     $77,897               $86,689

Note Receivable                      11,075,000            12,325,000

     Total Assets                   $11,152,897           $12,411,689





LIABILITIES

Interest Payable-
Grantor Trust Certificates              $75,587               $84,118

Servicer Fees Payable                     2,310                 2,571

Rural Electric Cooperative
  Grantor Trust Certificates         11,075,000            12,325,000

     Total Liabilities              $11,152,897           $12,411,689











	      The accompanying notes are an integral part
		      of these financial statements

	  RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (TEX-LA) 1988-T1

		     STATEMENTS OF INCOME AND EXPENSES

	   FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

    _____________________________________________________________________



					1996          1995          1994
INCOME:
  Interest on note receivable       $1,147,058     $1,253,440    $1,350,269


EXPENSES:
  Interest on
  grantor trust certificates         1,113,044      1,216,272     1,310,229
  Servicer fees                         34,014         37,168        40,040

      Total Expenses                 1,147,058      1,253,440     1,350,269

      Net Income                     $       -      $       -     $       -











		The accompanying notes are an integral part
		     of these financial statements

	 RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (TEX-LA) 1988-T1

			   STATEMENTS OF CASH FLOWS

	    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

   _____________________________________________________________________

				 1996            1995             1994
CASH FLOWS FROM
  OPERATING ACTIVITIES:
  Interest received on
    note receivable          $1,147,058        $1,253,440         $1,350,269
  Interest paid to
    Certificateholders       (1,113,044)       (1,216,272)        (1,310,229)
  Fees paid to Servicer        ( 34,014)          (37,168)           (40,040)

     Net cash provided by
       operating activities           -                 -                  -


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from principal
    payment on note           1,250,000         1,125,000           1,025,000

    Net cash provided from
     investing activities     1,250,000         1,125,000           1,025,000


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment to
    Certificateholders       (1,250,000)       (1,125,000)        (1,025,000)

    Net cash used in
     financing activities    (1,250,000)       (1,125,000)        (1,025,000)

NET CHANGE IN CASH                     -                -                  -

CASH, beginning of year                -                -                  -

CASH, end of year              $       -        $       -          $       -

ACCRUAL TO CASH BASIS RECONCILIATION:
  Accrual basis income         $       -        $       -          $       -
  Change in accrual accounts:
   Decrease in interest
    receivable                    8,792            7,912            7,210
   Decrease in interest
    payable                      (8,531)          (7,678)          (6,996)
   Decrease in servicer
    fees payable                   (261)            (234)            (214)

     Total change in
      accrual accounts                 -               -                   -

Net cash provided by
   operating activities        $       -       $       -           $       -

		     The accompanying notes are an integral part
			    of these financial statements

		 RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (TEX-LA) 1988-T1

			      NOTES TO FINANCIAL STATEMENTS

		       AS OF DECEMBER 31, 1996, 1995 AND 1994


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

	The assets of the Trust consist primarily of the Note, bearing interest at 9.38% and maturing 2002, which is guaranteed (the "Guarantee") as to timely payment of principal and interest by the United States of America, acting through the Administrator of RUS. The amounts of principal and interest payments on the Note held by the Trust are sufficient to cover the scheduled principal and interest payments on the Certificates issued by the Trust and the scheduled amounts of servicer fees. The General Counsel of the USDA has issued an opinion that the Guarantee is supported by the full faith and credit of the United States of America.

	Debt service and servicer fee payments on the Note are made to the Trustee semi-annually (June 4 and December 4) by the Cooperative.
	The Trustee deposits all such receipts in the Trust account. The Trustee is authorized by the Trust Agreement to invest all funds in the Trust account at the direction of CFC in certain eligible investments that mature no later than the business day next preceding the day (June 15 and December 15) such amounts are to be distributed to the Certificateholders and the Servicer. The interest earned on the investments is distributed to the Cooperative. Any funds that are not so invested must be held by the Trustee in the Trust account. The Trustee may not reinvest any returns of principal or investment earnings on eligible investments and the Trustee may not sell any eligible investment prior to its maturity except, at the direction of CFC, to preserve the value of the corpus of the Trust.

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

	Payments of principal on the Certificates are scheduled to be repaid over a period of thirteen years which began in 1990. The principal payments over the next 5 years and thereafter are as follows:


	1997                                   $       1,400,000
	1998                                           1,550,000
	1999                                           1,725,000
	2000                                           1,925,000
	2001                                           2,125,000
	Thereafter                                     2,350,000

	Total                                  $      11,075,000

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


3.      INTEREST AND SERVICER FEE ACCOUNTING

	The Trust records interest income as it is earned and accrues interest expense and servicer fees as they are incurred.
	Servicer fees represent ten basis points of the outstanding principal balance of the Certificates and the Note and recognition of conversion fees over the life of the loan.


4.      FAIR VALUE OF FINANCIAL INSTRUMENTS

	Use Of Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Trust. With regards to the fair values below, actual amounts could differ from these estimates.

	The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 1996 and 1995, along with other valuation methodologies which are summarized below. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 1996 and 1995.

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


Rural Electric Cooperative Grantor Trust Certificates

The fair value of the Certificates is estimated using quoted market prices for similar notes over the same remaining maturities.

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 1996 and 1995, are as follows:

					   1996                            1995
				   Carrying        Fair           Carrying         Fair
				    Value          Value           Value           Value
Assets:
Interest Receivable                  77,897         77,897          86,689          86,689
Note Receivable                  11,075,000     12,491,061      12,325,000      14,595,858

Liabilities:
Interest Payable - Grantor
Trust Certificates                   72,587         75,587          84,118          84,118
Servicer Fees Payable                 2,310          2,310           2,571           2,571
Rural Electric Cooperative
  Grantor Trust Certificates     11,075,000     12,502,837      12,325,000      14,574,395



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

<END>